Form 10-Q
period 2008-09-30
Brookshire Raw Materials (U.S.) Trust
filed 2008-11-14
CIK 1372989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10−Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000−1372989
BROOKSHIRE RAW MATERIALS (U.S.) TRUST
BROOKSHIRE RAWMATERIALS (U.S.) CORE USD FUND SERIES; BROOKSHIRE RAWMATERIALS (U.S.) CORE CDN FUND SERIES; BROOKSHIRE RAW MATERIALS (U.S.) AGRICULTURE USD FUND SERIES; BROOKSHIRE RAW MATERIALS (U.S.) AGRICULTURE CDN FUND SERIES; BROOKSHIRE RAW MATERIALS (U.S.) METALS USD FUND SERIES; BROOKSHIRE  RAW MATERIALS (U.S.) METALS CDN FUND SERIES; BROOKSHIRE RAW MATERIALS (U.S.) ENERGY USD FUND SERIES; BROOKSHIRE RAW MATERIALS (U.S.) ENERGY CDN FUND SERIES; BROOKSHIRE RAW MATERIALS (U.S.) ACCELERATED CORE USD FUND SERIES;
BROOKSHIRE RAW MATERIALS (U.S.) ACCELERATED CORE CDN FUND SERIES
(Exact Name of Registrant as specified in its Charter)

Delaware	26-1080463
(State of Organization)	(IRS Employer Identification No.)

c/o Brookshire Raw Materials Management, LLC
1000 Hart Road
Suite 210
Barrington, IL 60010
(Address of Principal Executive Offices)
(888) 877-2719
(Registrant’s Telephone Number)

Securities to be registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Brookshire Raw Materials (U.S.) Core USD Fund Series
Brookshire Raw Materials (U.S.) Core CDN Fund Series
Brookshire Raw Materials (U.S.) Agriculture USD Fund Series
Brookshire Raw Materials (U.S.) Agriculture CDN Fund Series
Brookshire Raw Materials (U.S.) Metals USD Fund Series
Brookshire Raw Materials (U.S.) Metals CDN Fund Series
Brookshire Raw Materials (U.S.) Energy USD Fund Series
Brookshire Raw Materials (U.S.) Energy CDN Fund Series
Brookshire Raw Materials (U.S.) Accelerated Core USD Fund Series
Brookshire Raw Materials (U.S.) Accelerated Core CDN Fund Series

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer ☐	Accelerated Filer ☐

Non -Accelerated Filer ☐	Smaller Reporting Company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b−2 of the Exchange Act). Yes ☐ No ☒

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Special Note About Forward−Looking Statements

THIS REPORT CONTAINS STATEMENTS WHICH CONSTITUTE FORWARD−LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER FEDERAL SECURITIES LAWS. THESE FORWARD−LOOKING STATEMENTS REFLECT THE MANAGING OWNER’S CURRENT EXPECTATIONS ABOUT THE FUTURE RESULTS, PERFORMANCE, PROSPECTS AND OPPORTUNITIES OF THE TRUST. THE MANAGING OWNER HAS TRIED TO IDENTIFY THESE FORWARD−LOOKING STATEMENTS BY USING WORDS SUCH AS “MAY,” “WILL,” “EXPECT,” “ANTICIPATE,” “BELIEVE,” “INTEND,” “SHOULD,” “ESTIMATE” OR THE NEGATIVE OF THOSE TERMS OR SIMILAR EXPRESSIONS. THESE FORWARD−LOOKING STATEMENTS ARE BASED ON INFORMATION CURRENTLY AVAILABLE TO THE MANAGING OWNER AND ARE SUBJECT TO A NUMBER OF RISKS, UNCERTAINTIES AND OTHER FACTORS, BOTH KNOWN AND UNKNOWN, THAT COULD CAUSE THE TRUST’S ACTUAL RESULTS, PERFORMANCE, PROSPECTS OR OPPORTUNITIES TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN, OR IMPLIED BY, THESE FORWARD−LOOKING STATEMENTS.

YOU SHOULD NOT PLACE UNDUE RELIANCE ON ANY FORWARD-LOOKING STATEMENTS. EXCEPT AS EXPRESSLY REQUIRED BY THE FEDERAL SECURITIES LAWS, THE MANAGING OWNER UNDERTAKES NO OBLIGATION TO PUBLICLY UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENTS OR THE RISKS, UNCERTAINTIES OR OTHER FACTORS DESCRIBED HEREIN, AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR CHANGED CIRCUMSTANCES OR FOR ANY OTHER REASON AFTER THE DATE OF THIS REPORT.

UNLESS EXPRESSLY STATED OTHERWISE, ALL INFORMATION IN THIS REPORT IS AS OF SEPTEMBER 30, 2008, AND THE MANAGING OWNER UNDERTAKES NO OBLIGATION TO UPDATE THIS INFORMATION.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

The Brookshire Raw Materials (U.S.) Trust
Statements of Financial Condition
September 30, 2008 and December 31, 2007

	Core USD Fund		Core CDN Fund		Agriculture USD Fund
	September 30, 2008 (Unaudited)	Dec 31, 2007	September 30, 2008 (Unaudited)	Dec. 31, 2007	September 30, 2008 (Unaudited)	Dec 31, 2007
Assets
Cash	$10	$10	$-	$-	$10	$10
Deferred offering costs (note 2)	-	-	-	-	-	-
Total Assets	$10	$10	$-	$-	$10	$10

Liabilities
Payable to managing owner (note 2)	$-	$-	$-	$-	$-	$-
Total Liabilities	-	-	-	-	-	-

Net Assets	$10	$10	$-	$-	$10	$10

Net Assets Consist of:
Paid-in capital	$10	$10	$-	$-	$10	$10

The accompanying notes are an integral part of these financial statements.

The Brookshire Raw Materials (U.S.) Trust
Statements of Financial Condition
September 30, 2008 and December 31, 2007

	Agriculture CDN Fund		Metals USD Fund		Metals CDN Fund
	September 30, 2008 (Unaudited)	Dec 31, 2007	September 30, 2008 (Unaudited)	Dec. 31, 2007	September 30, 2008 (Unaudited)	Dec. 31, 2007
Assets
Cash	$-	$-	$10	$10	$-	$-
Deferred offering costs (note 2)	-	-	-	-	-	-
Total Assets	$-	$-	$10	$10	$-	$-

Liabilities
Payable to managing owner (note 2)	$-	$-	$-	$-	$-	$-
Total Liabilities	-	-	-	-	-	-

Net Assets	$-	$-	$10	$10	$-	$-

Net Assets Consist of:
Paid-in capital	$-	$-	$10	$10	$-	$-

The accompanying notes are an integral part of these financial statements.

The Brookshire Raw Materials (U.S.) Trust
Statements of Financial Condition
September 30, 2008 and December 31, 2007

	Energy USD Fund		Energy CDN Fund
	September 30, 2008 (Unaudited)	Dec. 31, 2007	September 30, 2008 (Unaudited)	Dec. 31, 2007
Assets
Cash	$10	$10	$-	$-
Deferred offering costs (note 2)	-	-	-	-
Total Assets	$10	$10	$-	$-

Liabilities
Payable to managing owner (note 2)	$-	$-	$-	$-
Total Liabilities	-	-	-	-

Net Assets	$10	$10	$-	$-

Net Assets Consist of:
Paid-in capital	$10	$10	$-	$-

The accompanying notes are an integral part of these financial statements.

The Brookshire Raw Materials (U.S.) Trust
Statements of Financial Condition
September 30, 2008 and December 31, 2007

	Accelerated Core USD Fund		Accelerated Core CDN Fund
	September 30, 2008 (Unaudited)	Dec. 31, 2007	September 30, 2008 (Unaudited)	Dec. 31, 2007
Assets
Cash	$10	$10	$-	$-
Deferred offering costs (note 2)	-	-	-	-
Total Assets	$10	$10	$-	$-

Liabilities
Payable to managing owner (note 2)	$-	$-	$-	$-
Total Liabilities	-	-	-	-

Net Assets	$10	$10	$-	$-

Net Assets Consist of:
Paid-in capital	$10	$10	$-	$-

The accompanying notes are an integral part of these financial statements.

The Brookshire Raw Materials (U.S.) Trust
Notes to Statements of Financial Condition
September 30, 2008 and December 31, 2007
Unaudited
1. Organization

Brookshire Raw Materials (U.S.) Trust (the “Trust”) was formed on August 17, 2006 as a Delaware statutory trust pursuant to a Declaration of Trust and Trust Agreement (the “Agreement”). The Trust is organized in 10 separate series. Each series of the Trust (individually a “Fund”, collectively the “Funds”) will issue units of beneficial interest (the “Units”). Each Fund will have its own segregated pool of assets and liabilities, pursuant to the requirements of the Delaware Statutory Trust Act, as amended (the “Trust Act”). The Funds are denominated in U.S. dollars and in Canadian dollars.

The 10 Funds are as follows:

(1) Brookshire Raw Materials (U.S.) Core USD Fund;
(2) Brookshire Raw Materials (U.S.) Core CDN Fund;
(3) Brookshire Raw Materials (U.S.) Agriculture USD Fund;
(4) Brookshire Raw Materials (U.S.) Agriculture CDN Fund;
(5) Brookshire Raw Materials (U.S.) Metals USD Fund;
(6) Brookshire Raw Materials (U.S.) Metals CDN Fund;
(7) Brookshire Raw Materials (U.S.) Energy USD Fund;
(8) Brookshire Raw Materials (U.S.) Energy CDN Fund;
(9) Brookshire Raw Materials (U.S.) Accelerated Core USD Fund; and
(10) Brookshire Raw Materials (U.S.) Accelerated Core CDN Fund.

Brookshire Raw Materials Management, LLC (the “Managing Owner”), a Delaware limited liability company, is the commodity pool operator of the Trust and each Fund. The trustee of the Trust is CSC Trust Company, a Delaware banking corporation. Under the Trust Agreement with the Trust, the trustee has delegated to the Managing Owner all of the power and authority to manage the business and affairs of the Trust and accordingly, the Trustee has only nominal duties and liabilities to the Trust.

No Units of the Trust have been issued to Limited Owners to date and the Trust has not commenced trading operations.

In March 2005, Brookshire Raw Materials Group Inc. (“Brookshire”), an Ontario, Canada incorporated company and the parent company of the Managing Owner, developed the Brookshire International Raw Materials Index (the “BIRMI”), which is an index that is notionally composed of raw materials employed in the world economy and traded in developed markets as commodity futures and forward contracts. Each commodity is allocated a fixed weight within the BIRMI. The 26 commodities that currently comprise the BIRMI range from metals and minerals (such as gold, silver, aluminum and lead) and energy products (such as oil, gasoline and natural gas) to agriculture products (such as corn, cotton and wheat).

In addition to the BIRMI, Brookshire also has developed four indices that are derived from the BIRMI, each with commodities weights that approximately correspond with the commodities contained in the BIRMI. These indices are:

(1) The Brookshire International Raw Materials Sub-Index Agriculture (“BRMAG”);
(2) The Brookshire International Raw Materials Sub-Index Metals (“BRMME”);
(3) The Brookshire International Raw Materials Sub-Index Energy (“BRMEN”); and
(4) The Brookshire International Raw Materials Sub-Index Accelerated (“BRMXL”).

Except for the BRMXL, each of the other indices will only notionally purchase futures and forward contracts to the extent that such index has available funds or cash to cover. The BRMXL, however, notionally purchases approximately 50% more commodity futures and forward contracts than it has cash to cover.

The Brookshire Raw Materials (U.S.) Trust
Notes to Statements of Financial Condition
September 30, 2008 and December 31, 2007
Unaudited

1. Organization (cont’d)

Each of the indices is separately maintained in U.S. and Canadian dollars. In addition, each of the indices notionally invests non-margin requirements in a portfolio of investment grade fixed income securities and cash and cash equivalents of the same currency denomination as that of the applicable index (namely U.S. dollars or Canadian dollars).

The Managing Owner has been granted a non-exclusive license by Brookshire to use the indices in the U.S.

The investment objectives of each Fund will be to engage in the speculative trading of a diversified portfolio of commodity futures and forward contracts designed to approximately replicate the investment methodology commodity of its corresponding index. For example, the Core Funds will trade a portfolio of futures and forward contracts designed to approximately replicate the investment methodology of the BIRMI. Each Fund will purchase long-only positions in a commodities portfolio of commodities futures and forward contracts. Assets of each Fund not required by such Fund to satisfy minimum commodities futures and forward contract margin requirements will be invested in a portfolio of government treasury securities and other high credit quality short-term fixed income securities and cash and cash equivalents generally of the same currency denomination as that of the applicable Fund (namely U.S. dollars or Canadian dollars).

Under the Trust’s organizational documents, the Managing Owner’s and the Funds’ officers, directors and certain other related persons, as well as the trustee and certain related persons, are indemnified against certain liabilities arising out of the performance of their duties to the Trust and/or the Funds. In addition, in the normal course of business, the Funds enter into contracts with service providers, which also provide for indemnifications by the Funds. The Funds’ maximum exposure under these agreements is unknown as this would involve any future claims that may be made against the Funds.

2. Summary of Significant Accounting Policies

The following is a summary of the significant accounting policies followed by the Trust in the preparation of its financial statements. The policies are in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

a)	Deferred Offering Costs

Direct incremental costs associated with the offering are the responsibility of the Managing Owner and are not reflected in the Trust’s financial statements. In August 2007, prior to the registration statement for the Trust and the Funds becoming effective, but subsequent to the date of the most recent financial statements included in the registration statement, the Managing Owner changed the management and operating fee structure for the Trust and the Funds. Under the management and operating fee structure in effect prior to August 2007, direct incremental costs associated with the offering were to be deferred until such time as the offering had been completed. At the time of the completion of the offering, the costs were to be charged against the capital raised. Such costs were to be due to the Managing Owner over a period of 24 months from commencement of the Trust and the Core Funds’ trading operations. Accordingly, the payable to the Managing Owner represented reimbursement due for the Trust’s and the Funds’ offering costs. Under the new management and operating fee structure in effect after August 2007, as reflected in the registration statement for the Trust and the Funds that became effective on September 24, 2007, the Managing Owner is responsible for all costs associated with the offering; therefore, deferred offering costs and the corresponding payable to the Managing Owner have been eliminated.

b)	Income Taxes

Each Fund will be treated as a partnership for U.S. Federal income tax purposes, and each Fund will not be a publicly traded partnership treated as a corporation assuming that at least 90% of the gross income of the Trust will constitute “qualifying income” within the meaning of Section 7704(d) of the Internal Revenue Code of 1986, as

The Brookshire Raw Materials (U.S.) Trust
Notes to Statements of Financial Condition
September 30, 2008 and December 31, 2007
Unaudited

2. Summary of Significant Accounting Policies (cont’d)

amended (the “Code”). As long as each Fund is treated as a partnership for Federal income tax purposes, the Trust will not be subject to Federal income tax. Instead, unitholders will be taxed on an amount equal to their allocable share of the income generated by the Funds in which the unitholders have purchased units (whether or not any cash was distributed to the unitholders).

Each unitholder, in any of the Funds, has a tax capital account and a book capital account. The initial balance of each will be the amount paid for the Units in the Fund. For the purposes of a unitholder’s book capital account, at the end of each business day, the amount of any increase or decrease in the net asset value per Unit from the preceding business day is credited to or charged against the book capital account of each unitholder for that Fund.

For purposes of a unitholders’ tax capital account, all items of income, gain, loss and deduction of each Fund will be allocated among holders of the Units in such Fund at the end of each fiscal year of the Trust. The allocation will be made as follows: first, all items that arise other than from a disposition of Fund assets will be allocated among the unitholders based on their respective book capital accounts as of the days on which such items arose; second, each Fund’s aggregate recognized gain, if any, shall be allocated among the unitholders who redeemed or exchanged Units to the extent of the excess of the book capital account balances attributable to the redeemed or exchanged Units over the tax capital account balances attributable to those Units; and third, each Fund’s remaining aggregate recognized gain, if any, shall be allocated among the unitholders whose book capital account balance exceeds its tax capital account, until such excess is eliminated. Any remaining aggregate recognized gain will be allocated among all unitholders in proportion to their respective book capital account balances.

Each Fund’s aggregate recognized loss, if any, shall then be allocated among the unitholders who redeemed or exchanged Units to the extent of the excess of the tax capital account balances attributable to the redeemed or exchanged Units over the book capital account balances attributable to those Units. Next, each Fund’s aggregate recognized loss, if any, will be allocated to each Unit whose tax capital account balance exceeds the book capital account balance of such Units until such excess has been eliminated. Any remaining aggregate recognized loss will be allocated among all unitholders who were unitholders in proportion to their respective book capital account balances. Notwithstanding the foregoing, losses or expenses will not be allocated to a unitholder to the extent that allocating such losses or expenses to such unitholder would cause the tax capital account balance of such unitholder to be reduced below zero. The portion of any such allocation that would create such a deficit shall instead be allocated pro rata to the tax capital accounts of all other unitholders with respect to the applicable Fund (subject to the same limitation).

c)	Use of Estimates

The preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses for the period. Actual results could differ from those estimates. These estimates are reviewed periodically, and as adjustments become necessary, they are reported in earnings in the period in which they become known.

d)	Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position (“FSP”) Statement of Financial Accounting Standards ("SFAS") No. 157, “Fair Value Measurements” ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. SFAS 157 indicates, among other things, that a fair value

The Brookshire Raw Materials (U.S.) Trust
Notes to Statements of Financial Condition
September 30, 2008 and December 31, 2007
Unaudited

2. Summary of Significant Accounting Policies (cont’d)

measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. SFAS 157 defines fair value based upon an exit price model. In February 2008, the FASB issued FASB Staff Positions (FSP) SFAS No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Its Related Interpretive Accounting Pronouncements That Address Leasing Transactions,” and FSP SFAS No. 157-2, “Effective Date of FASB Statement No. 157.” FSP SFAS 157-1 removes leasing transactions from the scope of SFAS No. 157, while SFAS No. 157-2 defers the effective date of SFAS 157 to the fiscal year beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. It does not defer recognition and disclosure requirements for financial assets and financial liabilities, or for nonfinancial assets and nonfinancial liabilities that are remeasured at least annually. Effective January 1, 2008, the Trust adopted SFAS 157, with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities. The adoption of SFAS 157 did not impact the Trust’s financial position or results of operations.

In September 2006, FASB  issued  SFAS No. 158, “Employers' Accounting for Defined Benefit  Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)” ("SFAS 158") . The Company has adopted SFAS 158 except for the requirement to measure plan assets and benefit obligations as of the date of the Company's fiscal year-end statement of financial position which is effective to fiscal years beginning after December 15, 2008. The Trust is currently assessing the potential impact that the adoption of SFAS 158 could have on its financial statements.

In May 2007, the FASB issued FSP FIN 46(R), "Application of FASB Interpretation No. 46(R) to Investment Companies" ("FSP FIN 46(R)-7"). FSP FIN 46(R)-7 addresses the application of FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities", by an entity that accounts for its investments in accordance with the specialized accounting guidance in the Audit and Accounting Guide for Investment Companies ("Guide"). The effective date for FSP FIN 46(R)-7 is the date that an entity initially adopts Statement of Position (“SOP”) 07-1, Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting for Parent Companies and Equity Method Investors for Investments in Investment Companies” (“SOP 07-1”). The Trust is currently assessing the potential impact of implementing this standard.

In December 2007, FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS 141(R)"). This statement replaces SFAS No. 141, "Business Combinations" and requires an acquirer to recognize the assets acquired, the liabilities assumed, including those arising from contractual contingencies, any contingent consideration, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. SFAS 141(R) also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS 141(R)). In addition, SFAS 141(R)'s requirement to measure the noncontrolling interest in the acquiree at fair value will result in recognizing the goodwill attributable to the noncontrolling interest in addition to that attributable to the acquirer. SFAS 141(R) amends SFAS No. 109, "Accounting for Income Taxes", to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. It also amends SFAS 142, "Goodwill and Other Intangible Assets", to, among other things, provide guidance on the impairment testing of acquired research and development intangible assets and assets that the acquirer intends not to use. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Trust is currently assessing the potential impact that the adoption of SFAS 141(R) could have on its financial statements.

The Brookshire Raw Materials (U.S.) Trust
Notes to Statements of Financial Condition
September 30, 2008, and December 31, 2007
Unaudited

2. Summary of Significant Accounting Policies (cont’d)

In December 2007, FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—amendment of Accounting Research Bulletin No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 also changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent owners and the interests of the noncontrolling owners of a subsidiary. SFAS 160 is effective for fiscal periods, and interim periods within those fiscal years, beginning on or after December 15, 2008. The adoption of SFAS 160 will have no impact on the Trust’s financial statements.

In February 2008, FASB issued FSP on SFAS No. 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions” (“FSP SFAS 140-3”).  The objective of this FSP is to provide guidance on accounting for a transfer of a financial asset and a repurchase financing.  This FSP presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement (linked transaction) under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” ("SFAS 140").  However, if certain criteria are met, the initial transfer and repurchase financing shall not be evaluated as a linked transaction and shall be evaluated separately under SFAS No. 140.  FSP SFAS 140-3 is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within these fiscal years.  Earlier application is not permitted.  The Trust is currently reviewing the effect, if any; the proposed guidance will have on its financial statements.

In March 2008, FASB issued SFAS 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133" ("SFAS 161"). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Trust is currently assessing the potential impact that the adoption of SFAS 161 could have on its financial statements.

In April 2008, FASB issued FSP SFAS 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP SFAS 142-3"). FSP SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141 (revised 2007), “Business Combinations”, and other U.S. generally accepted accounting principles (“GAAP”). FSP SFAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. Early adoption is prohibited. The Trust is currently reviewing the effect, if any; the proposed guidance will have on its financial statements.

The Brookshire Raw Materials (U.S.) Trust
Notes to Statements of Financial Condition
September 30, 2008 and December 31, 2007
Unaudited

2. Summary of Significant Accounting Policies (cont’d)

In May, 2008, FASB issued FSP Accounting Principles Board ("APB") 14-1 "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("FSP APB 14-1"). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants." Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is not permitted. The Trust is currently reviewing the effect, if any; the proposed guidance will have on its financial statements.

In May 2008, FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS 162"). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States (the GAAP hierarchy). SFAS 162 is effective 60 days following the SEC’s approval of the Public Trust Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles". The Trust is currently reviewing the effect, if any; the proposed guidance will have on its financial statements.

In June 2008, FASB issued FSP EITF Issue 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method described in paragraphs 60 and 61 of SFAS No. 128, “Earnings per Share”. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. The Trust is currently reviewing the effect, if any; the proposed guidance will have on its financial statements.

In September 2008, FASB issued FSP SFAS 133-1 and FIN 45-4, "Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161" (“FSP SFAS 133-1 and FIN 45-4”). FSP SFAS 133-1 and FIN 45-4 amends FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”, to require disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument. FSP SFAS 133-1 and FIN 45-4 also amends FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, to require an additional disclosure about the current status of the payment/performance risk of a guarantee. Further, FSP SFAS 133-1 and FIN 45-4 clarifies the Board’s intent about the effective date of FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities”. FSP SFAS 133-1 and FIN 45-4 is effective for reporting periods (annual or interim) ending after November 15, 2008. The adoption of FSP SFAS 133-1 and FIN 45-4 will have no impact on the Trust’s financial statements.

In October 2008, FASB issued FSP SFAS 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active"” (“FSP SFAS 157-3”). FSP SFAS 157-3 clarifies the application of FASB Statement No. 157, “Fair Value Measurements”, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP SFAS 157-3 is effective upon issuance, including prior periods for which financial statements have not been issued. The Trust is currently reviewing the effect, if any; the proposed guidance will have on its financial statements.

3. Financial Instruments

Unless otherwise noted, it is management’s opinion that the Trust is not exposed to significant interest, currency or credit risk arising from the financial instruments. The fair value of the financial instruments approximates their carrying value, unless otherwise noted.

4. Commitments and Contingencies

Pursuant to the Amended and Restated Trust Agreement dated September 10, 2007 (the “Trust Agreement”), the Managing Owner will manage each Fund’s business and affairs and will direct the trading activities for each Fund. In addition, the Managing Owner will arrange for one or more third parties to provide administrative, custodial, accounting, transfer agency and other necessary services to the Funds. For these services, the Managing Owner will receive a management and operating fee that is equal to 3% per annum of each Fund’s notional net asset value (as defined in the Trust Agreement), calculated daily and payable on a monthly basis. Expenses related to the offering costs of the Trust were borne by the Managing Owner.

The Trust is a party to a Placement Agent Agreement (“Placement Agreement”) dated August 29, 2007 with Oakbrook Investment Brokers, Inc. (“Oakbrook”), whereby Oakbrook will act as the initial exclusive United States managing placement agent, in connection with the public offering of securities by the Trust. Under the Placement Agreement, the Trust will pay a subscription fee ranging from 0.5% to 3% of the gross offering proceeds of the sale of units of the Funds to Oakbrook or the applicable selling agent, at the time of such sale, and a trailing fee of 1% per annum of the net asset value of the applicable Fund.

The Trust is also a party to a Subscription Escrow Agreement with JPMorgan Chase Bank, N.A. (“JPMorgan”) pursuant to which JPMorgan agreed to serve as escrow agent for the Trust.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following discussion and tables should be read in conjunction with the financial statements and notes thereto included in Item 1 of this report.

Brookshire Raw Materials (U.S.) Trust (the “Trust”) was formed on August 17, 2006 as a Delaware statutory trust pursuant to a Declaration of Trust and Trust Agreement (the “Trust Agreement”). The Trust will terminate on August 1, 2050, unless sooner terminated under the Trust Agreement or as otherwise provided by law. The Trust is organized in ten separate series (each individually, a “Fund,” and collectively, the “Funds”), five of which are denominated in U.S. dollars (referred to as the “USD Funds”) and five of which are denominated in Canadian dollars (referred to as the “CDN Funds”) as follows:

(1)  Brookshire Raw Materials (U.S.) Core USD Fund (the “Core USD Fund”);
(2)  Brookshire Raw Materials (U.S.) Core CDN Fund (the “Core CDN Fund”, and together with the Core USD Fund, the “Core Funds”);
(3)  Brookshire Raw Materials (U.S.) Agriculture USD Fund (the “Agriculture USD Fund”);
(4)  Brookshire Raw Materials (U.S.) Agriculture CDN Fund (the “Agriculture CDN Fund”, and together with the Agriculture USD Fund, the “Agriculture Funds”);
(5)  Brookshire Raw Materials (U.S.) Metals USD Fund (the “Metals USD Fund”);
(6)  Brookshire Raw Materials (U.S.) Metals CDN Fund (the “Metals CDN Fund”, and together with the Metals USD Fund, the “Metals Funds”);
(7)  Brookshire Raw Materials (U.S.) Energy USD Fund (the “Energy USD Fund”);
(8)  Brookshire Raw Materials (U.S.) Energy CDN Fund (the “Energy CDN Fund”, and together with the Energy USD Fund, the “Energy Funds”);
(9)  Brookshire Raw Materials (U.S.) Accelerated Core USD Fund (the “Accelerated Core USD Fund”); and
(10)  Brookshire Raw Materials (U.S.) Accelerated Core CDN Fund (the “Accelerated Core CDN Fund”, and together with the Accelerated Core USD Fund, the “Accelerated Core Funds”).

Brookshire Raw Materials Management, LLC (the “Managing Owner”), a Delaware limited liability company, is the commodity pool operator of the Trust and each Fund. The trustee of the Trust and each Fund is CSC Trust Company, a Delaware banking corporation (the “Trustee”). Under the Trust Agreement, the Trustee has delegated to the Managing Owner all of the power and authority to manage the business and affairs of the Trust and each Fund and accordingly, the Trustee has only nominal duties and liabilities to the Trust and each Fund. JPMorgan Chase Bank, N.A. is the escrow agent and custodian for the Trust and each Fund.

The Trust and Funds registered for sale $500 million of units of beneficial interest (“Units”) in the Trust and Funds pursuant to a registration statement on Form S−1 that became effective on September 24, 2007. Under the registration statement, the initial offering period for Units in each Fund could be extended for a period up to 240 days after the start of the offering. Sufficient Units were not sold during that time to permit any Fund to break escrow and commence trading. The Managing Owner therefore returned all subscription proceeds to persons and entities that subscribed for Units in one or more Funds during that time. The Managing Owner is currently in the process of preparing an amendment to the registration statement. As part of the amendment, the initial offering period for each Fund would be extended. Until that amendment to the registration statement becomes effective, no subscriptions for Units in any Fund can be accepted by the Managing Owner. There can be no assurance that any Fund will be able to raise sufficient subscription proceeds during the extended initial offering period in order to commence trading.

Once the amendment to the registration statement becomes effective, each Fund may commence operations at any time following the sale of its subscription minimum to limited owners. During the initial offering period (as extended), the purchase price of Units is USD$10.00 per USD Fund Unit and CDN$10.00 per CDN Fund Unit. During that initial offering period, all subscription funds for each Fund that are accepted by the Managing Owner will continue to be deposited into segregated escrow accounts in the name of that Fund with JPMorgan Chase Bank, N.A. and held by JPMorgan Chase Bank, N.A., in each case in its capacity as the escrow agent to the Trust and the Funds. If the minimum required subscription amount for a Fund is reached during the initial offering period, the escrowed funds for that Fund will be released to the applicable Fund for trading purposes. If the minimum required subscription amount for a Fund is not reached during the initial offering period, the offering for such Fund will be terminated, and all escrowed funds for that Fund will promptly be refunded to each investor in the applicable Fund, with interest and without deduction of any fees or other amounts.

After the closing of the initial offering period for Funds that have met their subscription minimums and have not otherwise closed or terminated their offering, Units in those Funds will be offered during a continuous offering period at a per-Unit purchase equal to the net asset value per Unit of the applicable Fund as of 6:00 pm New York time on the trading day preceding the effective date of the purchase. During that continuous offering period, net subscription proceeds for Units will be turned over to the applicable Funds for trading.

At the time of organization of the Trust, the Managing Owner subscribed for, and currently owns, ten Units in each of the Core USD Fund, the Agriculture USD Fund, the Metals USD Fund, the Energy USD Fund and the Accelerated Core USD Fund. As of the date of this annual report, those are the only outstanding Units in any of the Funds. Because the required minimum amount of subscriptions have not yet been reached for any Fund, no Units have been issued to limited owners, and no Fund has commenced trading operations.

The Funds’ investment activities are designed to approximately replicate the investment methodology of certain indices developed by Brookshire Raw Materials Group Inc. (“Brookshire”), an Ontario, Canada incorporated company and the parent company of the Managing Owner.

The first index is the Brookshire International Raw Materials Index (the “BIRMI”), which is notionally composed of raw materials employed in the world economy and traded in developed markets as commodity futures and forward contracts. Each commodity is allocated a fixed weight within the BIRMI. The 26 commodities that currently comprise the BIRMI range from metals and minerals (such as gold, silver, aluminum and lead) and energy products (such as oil, gasoline and natural gas) to agriculture products (such as corn, cotton and wheat). The BIRMI will only notionally purchase futures and forward contracts to the extent that it has available funds or cash cover.

Brookshire has developed three other indices that are derived from certain segments of the BIRMI, each with commodities weights that approximately correspond with the commodities contained in the relevant segment of the BIRMI. These indices are the Brookshire International Raw Materials Sub-Index Agriculture (“BRMAG”), the Brookshire International Raw Materials Sub-Index Metals (“BRMME”); and the Brookshire International Raw Materials Sub-Index Energy (“BRMEN”). Each of these indices will only notionally purchase futures and forward contracts to the extent that such index has available funds or cash cover.

Finally, Brookshire has also developed another index, the Brookshire International Raw Materials Sub-Index Accelerated (“BRMXL”), which is composed of the same commodities as the BIRMI but which notionally purchases approximately 50% more commodity futures and forward contracts than it has cash to cover.

Each of these indices is separately maintained in U.S. and Canadian dollars. Each of the indices notionally invests non-margin requirements in a portfolio of investment grade fixed income securities and cash and cash equivalents, or the Fixed Income Portfolio, of the same currency denomination as that of the applicable index. The Fixed Income Portfolios of the U.S. dollar denominated Brookshire indices consist solely of obligations backed by the full faith and credit of the U.S. federal government, including U.S. Treasury bills, notes and bonds, and issues of the Federal Home Loan Bank, Federal Farm Credit Bank, and other similar U.S. federal government agencies. The Fixed Income Portfolios of the U.S. dollar denominated Brookshire indices do not include obligations of “government sponsored enterprises” such as the Federal National Mortgage Association (commonly known as “FNMA” or “Fannie Mae”) or the Federal Home Loan Mortgage Corporation (commonly known as “Freddie Mac”) or collateralized mortgage obligations or other derivative instruments. The Fixed Income Portfolios of the Canadian denominated indices consist solely of Canadian or Canadian Provincial Government T-Bills, notes and bonds, and Canadian cash and cash equivalents. The Fixed Income Portfolio of each Fund will be comprised of the same type of fixed income securities, cash and cash equivalents as the Fixed Income Portfolio of its applicable index.

Because the investment objectives of each Fund are to approximately replicate the investment methodology of its corresponding index, commodity futures and forward contracts will not generally be traded to profit from anticipated price fluctuations. For example, the Core USD Fund and the Core CDN Fund will trade a portfolio of futures and forward contracts designed to approximately replicate the investment methodology of the BIRMI. Each Fund will purchase long-only positions in a commodities portfolio of commodities futures and forward contracts. Assets of each Fund not required by such Fund to satisfy minimum commodities futures and forward contract margin requirements will be invested in a portfolio of government treasury securities and other high credit quality short-term fixed income securities and cash and cash equivalents generally of the same currency denomination as that of the applicable Fund (namely U.S. dollars or Canadian dollars).

In connection with the operation, marketing and related activities for the Trust and each Fund, Brookshire has entered into a license agreement with the Managing Owner and the Trust (on behalf of each Fund). The license agreement grants the Managing Owner and the Trust (on behalf of each Fund) a royalty-free, fully paid-up, nonexclusive, non-transferable, non-assignable and non-sub-licensable right to the applicable index, the related trading methodologies and related intellectual property to be utilized by each Fund, as well as to the appropriate trademarks owned by Brookshire in the United States.

Each Fund will pay to the Managing Owner a management and operating fee (the “Management and Operating Fee”) equal to 3% per annum of each Fund’s notional net asset value, calculated daily and payable on a monthly basis. This Management and Operating Fee will cover the management fees payable to the Managing Owner; expenses related to the organization and offering of Units; fees payable to the escrow agent and custodian; brokerage and futures commission merchants commissions and transaction fees; all routine on-going operational, administrative and other ordinary expenses; monthly license fees; and certain expenses of the Managing Owner and any affiliates retained by it incurred on behalf of the Trust and the Funds. The Management and Operating Fee does not include extraordinary fees or fees payable by limited owners (such as the subscription fee, trailing servicing fees, redemption fees or other fees and expenses incurred by the Funds or a Trust as a result of the actions of limited owners).

Neither the Trust nor any Fund has any officers, directors or employees. Under the terms of the Trust Agreement, the Managing Owner manages the Trust’s and each Fund’s business and affairs, and directs the trading activities for each Fund. The Managing Owner is directly responsible for calculating the net asset value and notional net asset value of each Fund and all fees and expenses, if any, to be paid by each Fund, and for preparing monthly and annual reports to limited owners, filing reports required by the Commodities Futures Trading Commission (the “CFTC”), the Securities and Exchange Commission (“SEC”) and any other federal or state agencies or self-regulatory organizations. The Managing Owner will also provide suitable facilities and procedures for handling and executing redemptions, exchanges, transfers and distributions (if any), and the orderly liquidation of each Fund. The Managing Owner will be responsible for selecting futures commission merchants for the Trust and for each Fund. The Managing Owner may retain affiliates to provide certain administrative services necessary to the prudent operation of the Trust or any Fund.

Under the Trust Agreement, the Managing Owner’s officers, directors and certain other related persons, as well as the Trustee and certain related persons, are indemnified against certain liabilities arising out of the performance of their duties to the Trust and/or the Funds. In addition, in the normal course of business, the Funds enter into contracts with service providers, which also provide for indemnifications by the Funds. The Funds’ maximum exposure under these agreements is unknown as this would involve any future claims that may be made against the Funds.

The Trust and the Funds are subject to regulation by national regulatory authorities such as the SEC, the CFTC, the National Futures Association (the “NFA”), and the Financial Industry Regulatory Authority. Under the Commodity Exchange Act, as amended, commodity exchanges and commodity futures trading are subject to regulation by the CFTC. The NFA, a registered futures association under the Commodity Exchange Act, is the only non−exchange self−regulatory organization for commodity industry professionals. The CFTC has delegated to the NFA responsibility for the registration of, among others, commodity trading advisors and commodity pool operators. The Commodity Exchange Act requires commodity pool operators and commodity trading advisors such as the Managing Owner and commodity brokers or futures commission merchants such as the Trust’s and the Funds’ commodity brokers to be registered and to comply with various reporting and recordkeeping requirements. The Managing Owner and the Trust’s and Funds’ commodity brokers are members of the NFA. The CFTC may suspend a commodity pool operator’s or a commodity trading advisor’s registration if it finds that its trading practices tend to disrupt orderly market conditions, or as the result of violations of the Commodity Exchange Act or rules and regulations promulgated thereunder. In the event that the Managing Owner’s registration as a commodity pool operator or a commodity trading adviser were terminated or suspended, the Managing Owner would be unable to continue to manage the business of the Trust and the Funds. Should the Managing Owner’s registration be suspended, termination of the Trust and the Funds may result.

The CFTC and certain commodity exchanges have established limits on the maximum net long and net short positions which any person, including the Trust and the Funds, may hold or control in particular commodities. Most exchanges also limit the maximum changes in futures contract prices that may occur during a single trading day. The Trust or a Fund may also trade in dealer markets for forward and swap contracts, which are not regulated by the CFTC. Federal and state banking authorities also do not regulate forward trading or forward dealers. In addition, the Trust and the Funds may also trade on foreign commodity exchanges, which are not subject to regulation by any U.S. government agency.

In addition to registration requirements of the SEC and the CFTC, the offering and sale of Units in each state is governed by the securities laws and regulations of that state. Units may only be offered and sold in a state where the applicable state securities administrator has approved the registration of Units for offering and sale in such state. As of August 14, 2008, the registration of Units has been approved in 31 states and jurisdictions, applications for registration of Units are pending in 12 states and jurisdictions, and the application for registration of Units has been withdrawn in one state. State securities laws and regulations, and the interpretations of such laws and regulations, may vary widely from state to state. Accordingly, it is possible that Units may be registered for offer and sale in some states, but denied from registration, required to be withdrawn from registration, or limited to certain purchasers in other states. Such denials, withdrawals or limitations may reduce the number of subscribers in the Funds, which in turn may affect the viability and success of the Trust and the Funds.

Critical Accounting Policies and Estimates

Preparation of the financial statements and related disclosures in compliance with accounting principles generally accepted in the United States of America requires the application of appropriate accounting rules and guidance, as well as the use of estimates. The Trust’s and the Funds’ application of these policies will involve judgments and actual results may differ from the estimates used.

Liquidity and Capital Resources

As of September 30, 2008 and the date of this report, the Managing Owner owns all of the 50 outstanding Units, consisting of 10 Units in each of the Core USD Fund, the Agriculture USD Fund, the Metals USD Fund, the Energy USD Fund and the Accelerated Core USD Fund. These Units were issued to the Managing Owner on the formation of the Trust on August 17, 2006. No Fund has yet commenced trading. Until the initial offering period closes, all subscription proceeds received prior to that date that are accepted by the Managing Owner will be held in a segregated escrow account in the name of each Fund with JPMorgan Chase Bank, N.A., in its capacity as escrow agent. If the minimum requisite Units are not sold for any Fund within the initial offering period, the offering for such Fund will be terminated, and all escrowed funds for such Fund will promptly be refunded to each investor in such Fund, with interest and without deduction of any fees or other amounts. During the continuous offering period, the net subscription proceeds will be turned over to such Fund for trading.

The Trust and the Funds will raise capital only through the sale of Units offered pursuant to the sale of Units, and not through borrowing. Due to the nature of their business, neither the Trust nor the Funds is expected to make any capital expenditures or to have any capital assets which are not operating capital or assets.

The Managing Owner is responsible for the payment of all of the ordinary expenses associated with the organization of the Trust and the offering of each Fund, except for the subscription fee and ongoing trailing fees payable by each limited owner. As a result, less than 100% of each Fund’s offering proceeds will initially available for that Fund’s trading activities.

Once a Fund commences operations, it is anticipated that a portion of its total net assets will be allocated to commodity futures and forward contracts trading. Approximately 10% of each Fund’s assets are expected to be committed as required margin for futures and forward contracts trading and will be held by the Trust’s futures commission merchant in segregated accounts pursuant to the Commodity Exchange Act, although the committed amount may vary. This margin will generally be held in cash. The remaining approximately 90% of each Fund’s assets will normally be invested in the Fixed Income Portfolio. The percentage that U.S. Treasury bills and other fixed income securities will bear to the total net assets will vary from period to period as the market values of the exchange-traded futures contracts and forward contracts change. The balance of the net assets will be held in each Fund’s commodity trading account. Interest earned on the Funds’ interest-bearing funds will be paid to the applicable Fund.

Most United States commodity futures exchanges limit fluctuations in futures contracts prices during a single day by regulations referred to as “daily price fluctuation limits” or “daily limits.” During a single trading day, no trades may be executed at prices beyond the daily limit. This may affect a Fund’s ability to initiate new positions or close existing ones or may prevent it from having orders executed. Futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. Similar occurrences could prevent a Fund from promptly liquidating unfavorable positions and subject the Fund to substantial losses, which could exceed the margin initially committed to such trades. In addition, even if futures prices have not moved the daily limit, a Fund may not be able to execute futures or forward trades at favorable prices if little trading in such contracts is taking place.

Trading in forward or other over-the-counter contracts introduces a possible further impact on liquidity. Because such contracts are executed “off exchange” between private parties, the time and difficulty required to offset or “unwind” these positions may be greater than that for regulated instruments. This potential delay and difficulty could be exacerbated to the extent a counterparty is not a United States person. However, the Managing Owner intends that any commodity futures and forward contracts traded by a Fund will be exchange-traded, except when the Managing Owner, in its sole discretion, determines that to do so would not be reasonably practicable.

The Managing Owner may not always be able to liquidate its commodity positions at the desired price. The large face value of the positions that the Managing Owner may acquire for each Fund increases the risk of illiquidity by both making its positions more difficult to liquidate at favorable prices and increasing the losses incurred while trying to do so. Unexpected market illiquidity may cause major losses to investors at any time or from time to time. A market disruption, such as a foreign government taking political actions that disrupt the market in its currency or in a major export, can also make it difficult to liquidate a position.

There is not likely to be a secondary market for Units. Units may be redeemed, in whole or in part, on a daily basis, subject to the conditions and restrictions provided in the Trust Agreement. In particular, if a limited owner redeems Units within 90 days of the effective date of the purchase of the Units being redeemed, such limited owner will be charged a redemption fee of 2% of the net asset value of the Units being redeemed. Units in one Fund may also be exchanged for Units in another Fund that is registered in the state of residence of the applicable limited owner, subject to the conditions and restrictions set forth in the Trust Agreement.

Other than these limitations on liquidity, which are inherent in a Fund’s trading operations, and the limitations on liquidity, market risks and credit risks discussed below, each of the Funds’ assets are expected to be highly liquid.

Market risk

Trading in futures and forward contracts will involve each of the Funds entering into contractual commitments to purchase or sell futures or forward contracts for commodities within each of the applicable indices at a specified date and price. The market risk associated with each Fund’s commitment to purchase commodities futures and forward contracts will be limited to the gross or face amount of the contracts held. However, should a Fund enter into a contractual commitment to buy or sell a commodities contract, it would be required to take or make delivery of the underlying commodities at the contract price and then resell or repurchase the contract at prevailing market prices or settle in cash. Since the resale or repurchase price to which the commodities futures and forward contracts can rise is unlimited, entering into commitments to buy or sell such commodities will expose a Fund to theoretically unlimited risk.

Each Fund’s exposure to market risk will be influenced by a number of factors including the volatility of interest rates and foreign currency exchange rates, the liquidity of the markets in which the contracts are traded and the relationships among the contracts held. The inherent uncertainty of a Fund’s speculative trading as well as the development of drastic market occurrences could ultimately lead to a loss of all or substantially all of an investor’s capital.

Commodity performance is not correlated to debt or equity markets, but during certain periods Funds may perform in a manner similar to debt or equity portfolio holdings, providing few, if any, diversification benefits. Non-correlation is not negative correlation. Negative correlation would mean that there is an inverse relationship between Funds’ performance and the performance of the general financial markets (for example, the net asset value of Funds will rise when stock indices fall or fall when stock indices rise).

Rule-driven strategies do not have the benefit of discretionary decision making. Rule-driven strategies do not take into account factors external to the market itself. For example, a pending political or economic event may be very likely to cause a major price movement, but a rule-driven strategy may continue to maintain positions indicated by its trading method that might incur major losses if the event proved to be adverse.

The operations of the Managing Owner, the Trust, the exchanges, brokers and counterparties with which the Managing Owner and the Trust do business and the markets in which the Managing Owner and the Trust do business could be severely disrupted in the event of a major terrorist attack or the outbreak, continuation or expansion of war or other hostilities. Additionally, a serious pandemic, such as avian influenza, or a natural disaster, such as a hurricane, could severely disrupt the global economy.

As has been widely reported, the U.S. securities markets have been experiencing significant fluctuations, based in part on a slow down in the U.S. economy, tightening credit, and market fluctuations for certain types of securities. Such factors and others could significantly adversely affect the value of commodity futures, forwards and the fixed income securities included in the Brookshire indices and the Funds in a very short time. In addition, the yield earned by the fixed income securities included in the Brookshire indices and Funds is subject to changes in interest rates. As a result, in part, of actions of the U.S. Federal Reserve Bank, short-term interest rates have declined in 2008. Declines in short-term interest rates would lower the yield of the fixed income securities held by the Funds and the overall return on an investor’s investment.

Each of these indices is separately maintained in U.S. and Canadian dollars. Each of the indices notionally invests non-margin requirements in a portfolio of investment grade fixed income securities and cash and cash equivalents, or the Fixed Income Portfolio, of the same currency denomination as that of the applicable index. The Fixed Income Portfolios of the U.S. dollar denominated Brookshire indices consist solely of obligations backed by the full faith and credit of the U.S. federal government, including U.S. Treasury bills, notes and bonds, and issues of the Federal Home Loan Bank, Federal Farm Credit Bank, and other similar U.S. federal government agencies. The Fixed Income Portfolios of the U.S. dollar denominated Brookshire indices do not include obligations of “government sponsored enterprises” such as the Federal National Mortgage Association (commonly known as “FNMA” or “Fannie Mae”) or the Federal Home Loan Mortgage Corporation (commonly known as “Freddie Mac”) or collateralized mortgage obligations or other derivative instruments. The Fixed Income Portfolios of the Canadian denominated indices consist solely of Canadian or Canadian Provincial Government T-Bills, notes and bonds, and Canadian cash and cash equivalents. The maturity of any individual fixed income security included in the Fixed Income Portfolio of any index is not expected to exceed 18 months, and the average duration of the entire Fixed Income Portfolio of an index is not expected to exceed 12 months. The Fixed Income Portfolio of each Fund will be comprised of the same type of fixed income securities, cash and cash equivalents as the Fixed Income Portfolio of its applicable index. The Fixed Income Portfolio of each Fund will be comprised of the same type of fixed income securities, cash and cash equivalents as the Fixed Income Portfolio of its applicable index.

Credit risk

When a Fund enters into futures or forward contracts, a Fund will be exposed to credit risk that the counterparty to the contract will not meet its obligations. The counterparty for futures contracts traded on United States and on most foreign futures exchanges is the clearinghouse associated with the particular exchange. In general, clearinghouses are backed by their corporate members who may be required to share in the financial burden resulting from the nonperformance by one of their members and, as such, should significantly reduce this credit risk. In cases where the clearinghouse is not backed by the clearing members (i.e., some foreign exchanges, which may become applicable in the future), it may be backed by a consortium of banks or other financial institutions. When a Fund enters into a forward contract, the counterparty to the contract is not a clearinghouse associated with an exchange, but rather the party with which the Fund entered into the contract, which will typically be a bank, dealer or other financial institution in the relevant forward market. Thus, forward contracts may have greater risk than futures contracts because forward contracts lack the credit support provided by a clearinghouse. There can be no assurance that any counterparty, clearing member or clearinghouse will meet its obligations to a Fund.

The Managing Owner will attempt to minimize these market and credit risks by requiring the Funds to abide by various trading limitations and policies, which will include limiting margin accounts, trading only in liquid markets and permitting the use of stop-loss provisions.

Foreign Exchange Risk

The price of any foreign futures or forward contract and, therefore, the potential profit and loss on such contract may be affected by the variance in the foreign exchange rate between the time the order is placed and the time it is liquidated or offset. As a result, if changes in the value of the local currency relative to the U.S. dollar occur, then such changes may cause losses even if the contract traded is profitable.

Results of Operations

Neither the Trust nor any Fund has yet commenced operations and/or yet accepted any subscriptions.

Off-Balance Sheet Arrangements

The term “off-balance sheet risk” refers to an unrecorded potential liability that, even though it does not appear on the balance sheet, may result in future obligation or loss.

Neither the Trust nor any Fund has utilized, nor do they expect to utilize in the future, special purpose entities to facilitate off-balance-sheet financing arrangements and have no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements which are in the best interests of the Trust and/or the Funds and are entered into in the normal course of business, which may include provisions related to indemnification of service providers against certain risks arising in the course of their performing services for the Trust and/or the Funds. While the Trust and/or each Fund’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on the financial position of any Fund.

Disclosure of Contractual Obligations

The Trust and the Funds do not enter into contractual obligations to make future payments that would be typical for an operating company.

The business of the Trust and the Funds is speculative trading of a diversified portfolio of futures and forward contracts and fixed income securities designed to approximately replicate the investment methodology of certain corresponding indices. Such contracts will generally be settled by offset, and not delivery.

Each Fund will have contractual obligations to the Managing Owner and the commodity brokers. Management and Operating Fee payments to the Managing Owner will be calculated as a fixed percentage of each Fund’s notional net asset value. Commission payments to futures commission merchants will be on a contract-by-contract, or round-turn, basis, and will be covered by the Management and Operating Fee. A round-turn trade is a completed transaction involving both a purchase and a liquidating sale, or a sale followed by a covering purchase. These agreements with futures commission merchants are effective for one-year terms, renewable automatically for additional one-year terms.

Financial Markets

The third quarter of 2008 was not a good one for financial markets as the U.S. financial crisis deepened further. The credit crisis resulting from the subprime mortgage meltdown reached new heights in September as bankruptcies and bailouts became the norm. We also saw for the first time, government taking stakes in publicly traded companies.

Significant events that took place in September include the failure or sale of several major U.S. financial institutions such as Lehman Brothers Inc. and Merrill Lynch and the U.S. Treasury announce that it was taking control of Freddie Mac and Fannie Mae to prevent them from slipping into bankruptcy.

One of the most talked about events of the third quarter however, was the U.S. Government’s $700 billion Wall Street bailout or ‘financial rescue” package.

With all that is being done to fend off an economic catastrophe, and the recession that looms, equity markets declined in the third quarter.

Commodities Markets in the Third Quarter of 2008

The third quarter of 2008 was also an extremely difficult one for commodity markets as prices reflected the fear of a slowing worldwide economy. Commodities underperformed equity markets by a significant margin as several Commodity Indices were down over 25% for the quarter. Notably, the S&P GSCI Total Return Index was down 28.61% and the Reuters Jeffries CRB Index was down 25.01%. In comparison, the Benchmark S&P 500 Index was only down 8.88% for the quarter. The slowing economy and rising fears of a global recession hindered commodity prices, as all sectors produced negative returns. In particular, crude oil prices sank 28.11% in the quarter to a price of $100.64 a barrel after reaching an all time high of $145.29 a barrel in early July. Other significant declines were incurred by Corn (down 32.74%), Natural Gas (down 44.30%), Platinum (down 50.95%) and Soybeans (down 34.89%).

The energy sector was the worst performer in the third quarter of 2008 beginning July 1, 2008 and ending September 30, 2008, with natural gas (down 44.30%), brent crude (down 29.29%), RBOB (down 29.04%), crude (down 28.11%) and heating oil (down 26.63%).

The Brookshire International Raw Materials Indices in the Third Quarter of 2008

Brookshire International Raw Materials Index (BIRMI)

The BIRMI as a whole lost 9.09% in July, 2008. The largest losses in July, 2008 occurred in the energy sub-sector (which lost 14.11%) and in the grains sub-sector (which lost 15.27%). The monthly return of the BIRMI as a whole for August, 2008 was -6.72%. The largest loss in August, 2008 was generated by the precious metals sub-sector (which lost 13.87%). In September, 2008, the BIRMI as a whole returned a disappointing -13.05%. Each sub-sector produced negative returns in September, 2008, with paper & forest products, fibers and grains leading the decline with losses of 16.97%, 16.39% and 16.43%, respectively. From the start of the third quarter on July 1, 2008 to the end of the third quarter on September 30, 2008, the BIRMI posted a 26.26% return.

The Managing Owner believes that the principal reasons for the increase in the BIRMI during this period are set forth in the paragraphs under the heading “Commodities Markets in the Second Quarter of 2008.”

Brookshire International Raw Materials Agriculture Sub-Index (BRMAG)

In July, 2008, the BRMAG started a series of monthly losses in the quarter and lost 8.09%. It was followed up in August, 2008 by a loss of 2.72%. The third quarter of 2008 ended on a sour note in September with a loss of 13.73% for the BRMAG. Soybeans fell 34.89% in the quarter capping the biggest quarterly decline in 35 years after the USDA reported that the oilseed crop and inventories were larger than forecast. Corn was also down significantly in the quarter as it fell 18.94% in July and a further 14.21% in September. For the quarter, corn was down 32.74%. The third quarter loss represented the largest quarterly loss on record as slow growth cuts demand for the grain. From the start of the third quarter on July 1, 2008 to the end of the third quarter on September 30, 2008, the BRMAG posted a -22.86% return.

The Managing Owner believes that the principal reasons for the increase in the BRMAG during this period are set forth in the paragraphs under the heading “Commodities Markets in the Second Quarter of 2008.”

Brookshire International Raw Materials Energy Sub-Index (BRMEN)

The BRMEN yielded an -14.111% return for the month of July, 2008, a return of -7.98% in August, 2008, and -12.70% in September, 2008. From the start of the third quarter on July 1, 2008 to the end of the third quarter on September 30, 2008, the BRMEN posted a -31.00% return.

Crude oil prices which hit a record high of $145.29 a barrel on July 3, 2008 amid signs that global demand for fuels, particularly from China, main strain supplies tumbled to just over $100 a barrel to end the quarter. For the third quarter of 2008 crude prices declined 28.11%. Natural Gas was the hardest hit commodity in the BRMEN for the quarter as it posted a return of -44.30%. All five commodities included in this sector had monthly negative returns for the quarter and were all down in excess of 20%. It is widely speculated that the decline in prices of crude can be attributed to speculative fund managers unwinding long positions that they have held.

Brookshire International Raw Materials Metals Sub-Index (BRMME)

The BRMME fell by 2.81% in July, 2008, and fell by 8.85% in August, 2008. September, 2008 produced the largest decline in the quarter, as the BRMME was down 12.93%. From the start of the third quarter on July 1, 2008 to the end of the third quarter on September 30, 2008, the BRMME posted a -22.88% return.

Industrial metals Copper, Nickel and Tin lead the decline as they were down 25.86%, 28.25% and 26.43% respectively for the quarter. Gold, which has fallen from its high of over $1000 an oz. earlier this year, lost 5.83% during the quarter. A bright spot in the BRMME Sub-Index was Lead which had a positive return of 2.71%.

The Managing Owner believes that the principal reasons for the decrease in the BRMME during this period are set forth in the paragraphs under the heading “Commodities Markets in the Second Quarter of 2008.”

Brookshire International Raw Materials Accelerated Sub-Index (BRMXL)

In July, 2008, the BRMXL returned -13.74% and returned -10.21% in August, 2008. In September, 2008, it posted a return of -19.68%. From the start of the third quarter on July 1, 2008 to the end of the third quarter on September 30, 2008, the BRMXL posted a -37.79% return.

As the BRMXL is composed of the same commodities as the BIRMI (but with 50% leverage), the causal factors described above for the BIRMI for the increase in the BIRMI apply equally to the BRMXL.

Subsequent Events

From October 1, 2008 to November 4, 2008 securities markets continued to decline due to the fall-out from the sub-prime mortgage crisis. During this time period the S&P 500 Stock Index fell 13.38% and the Dow Jones Industrial Average fell 11.13%, while the BIRMIUSD Index declined by 20.47% from a level of 453.16 on October 1, 2008 to a level of 360.38 on November 4, 2008. The BRMAGUSD Agricultural Sub-Index declined by 13.14% from a level of 889.58 on October 1, 2008 to a level of 772.71 on November 4, 2008. The BRMENUSD Energy Sub-Index declined by 27.31% from a level of 9017.11 on October 1, 2008 to a level of 6554.69 on November 4, 2008. The BRMMEUSD Metals Sub-Index declined by 19.11% from a level of 4325.87 on October 1, 2008 to a level of 3499.31 on November 4, 2008. The BRMXL Accelerated Sub- Index declined by 36.31% from a level of 7094.44 on October 1, 2008 to a level of 4518.39 on November 4, 2008.

Every commodity future included in the BIRMIUSD Index declined from October 1, 2008 to November 4, 2008. These declines were lead by price declines in major commodity futures including Unleaded Gasoline, down 41.93% from October 1, 2008 to November 4, 2008, Brent Crude Oil, down 37.49% from October 1, 2008 to November 4, 2008, Crude Oil, down 34.73% from October 1, 2008 to November 4, 2008, Copper, down 34.04% from October 1, 2008 to November 4, 2008, Heating Oil, down 30.92% from October 1, 2008 to November 4, 2008, Zinc, down 30.24% from October 1, 2008 to November 4, 2008, Rubber, down 28.65% from October 1, 2008 to November 4, 2008, Nickel, down 25.48% from October 1, 2008 to November 4, 2008, Silver, down 23.65% from October 1, 2008 to November 4, 2008, and Cotton, down 23.41% from October 1, 2008 to November 4, 2008. Speculators believe that the overall losses across all commodity sectors are due to a correction in the commodity market that came about following the sub-prime mortgage crisis.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Information regarding quantitative and qualitative disclosures about market risk is not required pursuant to Item 305(e) of Regulation S-K.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

The “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) of the Trust and the Funds are designed to ensure that information required to be disclosed by the Trust and the Funds in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to the management of the Managing Owner, including its Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosure.

The management of the Managing Owner, including its Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operation of the disclosure controls and procedures (of the Trust and each Fund as of September 30, 2008 (the “Evaluation Date”). Any control system, no matter how well designed and operated, can provide only reasonable (not absolute) assurance that its objectives will be met. Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer of the Managing Owner concluded that, as of the Evaluation Date, the disclosure controls and procedures of the Trust and each Fund are effective to provide reasonable assurance that they are timely alerted to the material information relating to the Trust and each Fund required to be included in the periodic SEC filings of the Trust and each Fund.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the internal controls over financial reporting of the Trust and each Fund during the quarter ending September 30, 2008 that have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

The Managing Owner is unaware of any material legal proceedings to which the Trust or any Fund is a party or to which any of their respective assets are subject.

Item 1A. Risk Factors

Except as set forth below, there have been no material changes to the risk factors relating to the Trust or any Fund from those previously disclosed in Item 1A “Risk Factors” of the annual report on Form 10-K for the fiscal year ended December 31, 2007, for the Trust and the Funds.

Congress may change the laws governing the taxation of commodities transactions and you may not be able to obtain long term capital gain rates on those transactions, or, if you are a tax-exempt entity, you may be taxed on those transactions.

Congress has been scrutinizing the activities of commodities investors, and there are those in Congress who believe that commodity investors have created a speculative bubble in the energy markets. In an effort to reduce the purported “excessive speculative trading in oil and other commodities,” Senator Wyden, a member of the Senate Finance and Energy Committees and Senator Grassley, the ranking member of the Senate Finance Committee, circulated a staff discussion draft of tax legislation on July 31, 2008, that proposes to tax gains and losses from investments in the oil and gas commodities markets at the same rate as ordinary income. The discussion draft would apply to both taxable and non-taxable entities. Thus, if the discussion draft becomes law and if you are a U.S. taxable investor in the Funds, you will not be able to obtain long term capital gains rates for investments in oil and gas commodities, as defined in the discussion draft, and if you are a tax-exempt entity, you will be taxed on these investments as if you were a U.S. taxable investor.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Reference is made to the Exhibit List of this quarterly report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Brookshire Raw Materials (U.S.) Trust
(Registrant)

Date: November 14, 2008	By: /s/ John Marshall
Chief Executive Officer

By: /s/ Stephen Adams
Chief Financial Officer

of Brookshire Raw Materials Management, LLC, the Managing Owner of the Brookshire Raw Materials (U.S.) Trust

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Brookshire Raw Materials (U.S.) Core USD Fund,
a Series of the Brookshire Raw Materials (U.S.) Trust
(Registrant)

Date: November 14, 2008	By: /s/ John Marshall
Chief Executive Officer

By:/s/ Stephen Adams
Chief Financial Officer

of Brookshire Raw Materials Management, LLC, the Managing Owner of the Brookshire Raw Materials (U.S.) Trust

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Brookshire Raw Materials (U.S.) Core CDN Fund,
a Series of the Brookshire Raw Materials (U.S.) Trust
(Registrant)

Date: November 14, 2008	By: /s/ John Marshall
Chief Executive Officer

By:/s/ Stephen Adams
Chief Financial Officer

of Brookshire Raw Materials Management, LLC, the Managing Owner of the Brookshire Raw Materials (U.S.) Trust

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Brookshire Raw Materials (U.S.) Agriculture USD Fund,
a Series of the Brookshire Raw Materials (U.S.) Trust
(Registrant)

Date: November 14, 2008	By: /s/ John Marshall
Chief Executive Officer

By:/s/ Stephen Adams
Chief Financial Officer

of Brookshire Raw Materials Management, LLC, the Managing Owner of the Brookshire Raw Materials (U.S.) Trust

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Brookshire Raw Materials (U.S.) Agriculture CDN Fund,
a Series of the Brookshire Raw Materials (U.S.) Trust
(Registrant)

Date: November 14, 2008	By: /s/ John Marshall
Chief Executive Officer

By:/s/ Stephen Adams
Chief Financial Officer

of Brookshire Raw Materials Management, LLC, the Managing Owner of the Brookshire Raw Materials (U.S.) Trust

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Brookshire Raw Materials (U.S.) Metals USD Fund,
a Series of the Brookshire Raw Materials (U.S.) Trust
(Registrant)

Date: November 14, 2008	By: /s/ John Marshall
Chief Executive Officer

By:/s/ Stephen Adams
Chief Financial Officer

of Brookshire Raw Materials Management, LLC, the Managing Owner of the Brookshire Raw Materials (U.S.) Trust

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Brookshire Raw Materials (U.S.) Metals CDN Fund,
a Series of the Brookshire Raw Materials (U.S.) Trust
(Registrant)

Date: November 14, 2008	By: /s/ John Marshall
Chief Executive Officer

By:/s/ Stephen Adams
Chief Financial Officer

of Brookshire Raw Materials Management, LLC, the Managing Owner of the Brookshire Raw Materials (U.S.) Trust

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Brookshire Raw Materials (U.S.) Energy USD Fund,
a Series of the Brookshire Raw Materials (U.S.) Trust
(Registrant)

Date: November 14, 2008	By: /s/ John Marshall
Chief Executive Officer

By:/s/ Stephen Adams
Chief Financial Officer

of Brookshire Raw Materials Management, LLC, the Managing Owner of the Brookshire Raw Materials (U.S.) Trust

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Brookshire Raw Materials (U.S.) Energy CDN Fund,
a Series of the Brookshire Raw Materials (U.S.) Trust
(Registrant)

Date: November 14, 2008	By: /s/ John Marshall
Chief Executive Officer

By:/s/ Stephen Adams
Chief Financial Officer

of Brookshire Raw Materials Management, LLC, the Managing Owner of the Brookshire Raw Materials (U.S.) Trust

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Brookshire Raw Materials (U.S.) Accelerated Core USD Fund, a Series of the Brookshire Raw Materials (U.S.) Trust
(Registrant)

Date: November 14, 2008	By: /s/ John Marshall
Chief Executive Officer

By:/s/ Stephen Adams
Chief Financial Officer

of Brookshire Raw Materials Management, LLC, the Managing Owner of the Brookshire Raw Materials (U.S.) Trust

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Brookshire Raw Materials (U.S.) Accelerated Core CDN Fund, a Series of the Brookshire Raw Materials (U.S.) Trust
(Registrant)

Date: November 14, 2008	By: /s/ John Marshall
Chief Executive Officer

By:/s/ Stephen Adams
Chief Financial Officer

of Brookshire Raw Materials Management, LLC, the Managing Owner of the Brookshire Raw Materials (U.S.) Trust

EXHIBIT INDEX

Certain of the following exhibits have been previously filed with the SEC and are incorporated herein by reference from the document described in parentheses. All other exhibits are filed herewith.

Exhibit Number	Exhibit Description

4.1
Amended and Restated Declaration of Trust and Trust Agreement of the Registrant, dated as of September 10, 2007. (Exhibit 4.1 to Registration Statement on Form S-1, Nos. 333-1372989 to 333-1372989-10, as filed September 24, 2007.)

31.1	Certification of Principal Executive Officer of the Managing Owner pursuant to Rules 13a−14 (a) and 15d−14 (a) of the Securities Exchange Act of 1934.
31.2	Certification of Principal Executive Officer of the Managing Owner pursuant to Rules 13a−14 (a) and 15d−14 (a) of the Securities Exchange Act of 1934.
31.3	Certification of Principal Executive Officer of the Managing Owner pursuant to Rules 13a−14 (a) and 15d−14 (a) of the Securities Exchange Act of 1934.
31.4	Certification of Principal Executive Officer of the Managing Owner pursuant to Rules 13a−14 (a) and 15d−14 (a) of the Securities Exchange Act of 1934.
31.5	Certification of Principal Executive Officer of the Managing Owner pursuant to Rules 13a−14 (a) and 15d−14 (a) of the Securities Exchange Act of 1934.
31.6	Certification of Principal Executive Officer of the Managing Owner pursuant to Rules 13a−14 (a) and 15d−14 (a) of the Securities Exchange Act of 1934.
31.7	Certification of Principal Executive Officer of the Managing Owner pursuant to Rules 13a−14 (a) and 15d−14 (a) of the Securities Exchange Act of 1934.
31.8	Certification of Principal Executive Officer of the Managing Owner pursuant to Rules 13a−14 (a) and 15d−14 (a) of the Securities Exchange Act of 1934.
31.9	Certification of Principal Executive Officer of the Managing Owner pursuant to Rules 13a−14 (a) and 15d−14 (a) of the Securities Exchange Act of 1934.
31.10	Certification of Principal Executive Officer of the Managing Owner pursuant to Rules 13a−14 (a) and 15d−14 (a) of the Securities Exchange Act of 1934.
31.11	Certification of Principal Executive Officer of the Managing Owner pursuant to Rules 13a−14 (a) and 15d−14 (a) of the Securities Exchange Act of 1934.
31.12	Certification of Principal Financial Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934.
31.13	Certification of Principal Financial Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934.
31.14	Certification of Principal Financial Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934.
31.15	Certification of Principal Financial Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934.
31.16	Certification of Principal Financial Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934.
31.17	Certification of Principal Financial Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934.
31.18	Certification of Principal Financial Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934.
31.19	Certification of Principal Financial Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934.
31.20	Certification of Principal Financial Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934.
31.21	Certification of Principal Financial Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934.
31.22	Certification of Principal Financial Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

Exhibit Number	Exhibit Description

32.3	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.
32.4	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.
32.5	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.
32.6	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.
32.7	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.
32.8	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.
32.9	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.
32.10	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.
32.11	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.